Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33
filed 2018-04-02
CIK 1702746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

OR

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:333-206582-07

Central Index Key Number of the issuing entity:0001702746

Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33

(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor:0001547361

Morgan Stanley Capital I Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

New York
38‑4032096
(State or other jurisdiction of incorporation or organization)	38‑4032097
38‑7170562
(I.R.S. Employer Identification No.)

c/o Wells Fargo Bank, N.A.

9062 Old Annapolis Road

 Columbia, MD

(Address of principal executive offices)

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

  NONE.

Securities registered pursuant to Section 12(g) of the Act:

  NONE.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

  Yes ___ No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

  Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

  Yes ___ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

  Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Not applicable.

EXPLANATORY NOTES

The MSBAM 2017-C33 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the Pentagon Center mortgage loan, which was serviced pursuant to the GSMS 2017-GS5 pooling and servicing agreement attached hereto as Exhibit 4.2 (from 5/11/17 to 5/30/17) and, following the securitization of the related control note, the GSMS 2017-GS6 pooling and servicing agreement attached hereto as Exhibit 4.5 (from 5/31/17 to 12/31/17);

• the Key Center Cleveland mortgage loan, which is serviced pursuant to the CGCMT 2017-P7 pooling and servicing agreement attached hereto as Exhibit 4.3;

• the D.C. Office Portfolio mortgage loan and the Ralph's Food Warehouse Portfolio mortgage loan, which are serviced pursuant to the BANK 2017-BNK4 pooling and servicing agreement attached hereto as Exhibit 4.4; and

• the Gateway Crossing mortgage loan, which was serviced pursuant to the MSBAM 2017-C33 pooling and servicing agreement attached hereto as Exhibit 4.1 (from 5/11/17 to 6/7/17) and, following the securitization of the related control note, the MSC 2017-H1 pooling and servicing agreement attached hereto as Exhibit 4.6 (from 6/8/17 to 12/31/17).

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

• The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement.  The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties.  The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction.  Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement.  The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement.  Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.  In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

• The asset representations reviewer under a pooling and servicing agreement has a limited obligation to review certain delinquent mortgage loans after a specified delinquency threshold has been met and the required percentage of certificateholders vote to direct a review of such delinquent mortgage loans, and has no obligation to collect or disburse funds in respect of the mortgage pool, to administer any of the underlying mortgage loans or to perform any servicing function.  Consequently, the asset representations reviewer under a pooling and servicing agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

• Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the GSMS 2017-GS5 pooling and servicing agreement, pursuant to which the Pentagon Center mortgage loan was serviced (from 5/11/17 to 5/30/17), the master servicer under the GSMS 2017-GS6 pooling and servicing agreement, pursuant to which the Pentagon Center mortgage loan is currently serviced, and the master servicer under MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is currently serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSBAM 2017-C33 master servicer, is not affiliated with any sponsor and services only the Pentagon Center mortgage loan and the Gateway Crossing mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as GSMS 2017-GS5 master servicer, GSMS 2017-GS6 master servicer and MSC 2017-H1 master servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• LNR Partners, LLC, is the special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is serviced. Because LNR Partners, LLC is not the MSBAM 2017-C33 special servicer, is not affiliated with any sponsor and services only the Gateway Crossing mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSC 2017-H1 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• Deutsche Bank Trust Company Americas, is the custodian under the CGCMT 2017-P7 pooling and servicing agreement, pursuant to which the Key Center Cleveland mortgage loan is serviced.  Because Deutsche Bank Trust Company Americas is not the MSBAM 2017-C33 custodian, is not affiliated with any sponsor and services only the Key Center Cleveland mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Deutsche Bank Trust Company Americas, as CGCMT 2017-P7 custodian constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 1.77% of the mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the CGCMT 2017-P7 pooling and servicing agreement, pursuant to which the Key Center Cleveland mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc., National Tax Search, LLC and Berkadia Commercial Mortgage LLC, in each case as a servicing function participant in respect of the Key Center Cleveland mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the D.C. Office Portfolio and Ralph’s Food Warehouse Portfolio mortgage loans are serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the D.C. Office Portfolio and Ralph’s Food Warehouse Portfolio mortgage loans for the reporting period.

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

Not applicable.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated March 12, 2017, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”).  The suit was filed derivatively on behalf of the CIBC18 Trust.  The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers.  Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the motion to dismiss was granted.  The plaintiff certificateholder filed an appeal, and the appeal is pending.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBNTC and DBTCA in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss.  On March 22, 2016, plaintiffs filed an amended complaint in federal court.  In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest.   The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain.  On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint.  On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed.  On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty.  On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed.  On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers.  On March 27, 2017, DBNTC and DBTCA filed an answer to the amended complaint.  On January 26, 2018, Plaintiffs filed a motion for class certification.  The parties are currently briefing the motion.  Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts.  On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant.  The amended complaint asserts three causes of action:  breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest.  Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts.  The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain.  On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action.  On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike.  Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint.  On January 17, 2018, Plaintiffs filed a motion for class certification.  The parties are currently briefing the motion.  Discovery is ongoing.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts.  As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.  On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts.  Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee or Custodian, as applicable, under the Pooling and Servicing Agreement for the applicable transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated March 12, 2017, (i) Midland Loan Services, a Division of PNC Bank, National Association, the master servicer under the GSMS 2017-GS6 pooling and servicing agreement, pursuant to which the Pentagon Center mortgage loan is serviced, is also the master servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is serviced; (ii) Midland Loan Services, a Division of PNC Bank, National Association, the special servicer under the GSMS 2017-GS6 pooling and servicing agreement, pursuant to which the Pentagon Center mortgage loan is serviced, is also the MSBAM 2017-C33 special servicer; and (iii) Wells Fargo Bank, National Association, the MSBAM 2017-C33 custodian is also the custodian under each Outside Pooling and Servicing Agreement (other than the CGCMT 2017-P7 pooling and servicing agreement) pursuant to which the outside serviced mortgage loans (other than the Key Center Cleveland mortgage loan) are currently serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of March 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the GSMS 2017-GS5 securitization transaction, pursuant to which the Pentagon Center Mortgage Loan was serviced from 05/11/17 to 05/31/17  (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of April 1, 2017, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Citibank, N.A., as certificate administrator and custodian, Deutsche Bank Trust Company Americas, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the CGCMC 2017-P7 securitization transaction, pursuant to which the Key Center Cleveland Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and certificate administrator, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating the to the BANK 2017-BNK4 securitization transaction, pursuant to which the D.C. Office Portfolio Mortgage Loan and Ralph's Food Warehouse Portfolio Mortgage Loan are serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of May 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the GSMS 2017-GS6 securitization transaction, pursuant to which the Pentagon Center Mortgage Loan was serviced from 05/31/17 to 12/31/17 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 5, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, related to the MSC 2017-H1 securitization transaction, pursuant to which the Gateway Crossing Mortgage Loan was serviced from 06/08/17 to 12/31/17 (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1  Wells Fargo Bank, National Association, as Certificate Administrator

33.2  Wells Fargo Bank, National Association, as Custodian

33.3  Wells Fargo Bank, National Association, as Master Servicer

33.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5  Park Bridge Lender Services LLC, as Operating Advisor

33.6  KeyBank National Association, as Primary Servicer

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 33.4)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.7)

33.13  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.8)

33.14  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.9)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.3)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.7)

33.17  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.8)

33.18  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 33.4)

33.19  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 33.4)

33.20  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 33.4)

33.21  Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

33.22  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.21)

33.23  Rialto Capital Advisors, LLC, as Special Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 33.21)

33.24  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 33.2)

33.25  Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

33.26  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.2)

33.27  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 33.2)

33.28  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1  Wells Fargo Bank, National Association, as Certificate Administrator

34.2  Wells Fargo Bank, National Association, as Custodian

34.3  Wells Fargo Bank, National Association, as Master Servicer

34.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5  Park Bridge Lender Services LLC, as Operating Advisor

34.6  KeyBank National Association, as Primary Servicer

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 34.4)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.7)

34.13  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.8)

34.14  Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.9)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.3)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.7)

34.17  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.8)

34.18  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 34.4)

34.19  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 34.4)

34.20  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 34.4)

34.21  Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

34.22  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.21)

34.23  Rialto Capital Advisors, LLC, as Special Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 34.21)

34.24  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 34.2)

34.25  Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

34.26  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.2)

34.27  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 34.2)

34.28  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  KeyBank National Association, as Primary Servicer

35.6  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 35.4)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17)

35.11  Rialto Capital Advisors, LLC, as Special Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17)

35.12  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated May 4, 2017, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.4) Agreement Between Note Holders, dated as of May 11, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Hyatt Regency loan combination (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.5) Co-Lender Agreement, dated as of March 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder and Initial Note A-2 Holder and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, Morgan Stanley Bank, N.A., as Initial Note A-5 Holder and Morgan Stanley Bank, N.A., as Initial Note A-6 Holder, related to the Pentagon Center loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.6) Co-Lender Agreement, dated as of January 31, 2017, between Citi Real Estate Funding Inc., as Note A-1 Holder, Citi Real Estate Funding Inc., as Note A-4 Holder, Bank of America, N.A., as Note A-2 Holder and Note A-5 Holder and Deutsche Bank AG, New York Branch, as Note A-3 Holder and Note A-6 Holder, related to the Key Center loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of February 13, 2017, between Bank of America, N.A., as Initial Note A-1 Holder and Bank of America, N.A., as Initial Note A-2 Holder, related to the D.C. Office Portfolio loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of April 13, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Ralph's Food Warehouse Portfolio loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.9) Agreement Between Holders, dated as of May 11, 2017, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Gateway Crossing loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.10) Agreement Between NoteHolders, dated as of April 24, 2017, by and among KeyBank National Association, as Note A-1 Holder and KeyBank National Association, as Note A-2 Holder, related to the Tops Portfolio loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.11) Primary Servicing Agreement, dated as of May 1, 2017, by and between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association, as primary servicer (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date:  April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of May 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee, certificate administrator, certificate registrar, authenticating agent and custodian, and Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of March 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as trustee and certificate administrator, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the GSMS 2017-GS5 securitization transaction, pursuant to which the Pentagon Center Mortgage Loan was serviced from 05/11/17 to 05/31/17 (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of April 1, 2017, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Citibank, N.A., as certificate administrator and custodian, Deutsche Bank Trust Company Americas, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the CGCMC 2017-P7 securitization transaction, pursuant to which the Key Center Cleveland Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and certificate administrator, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating the to the BANK 2017-BNK4 securitization transaction, pursuant to which the D.C. Office Portfolio Mortgage Loan and Ralph's Food Warehouse Portfolio Mortgage Loan are serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of May 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the GSMS 2017-GS6 securitization transaction, pursuant to which the Pentagon Center Mortgage Loan was serviced from 05/31/17 to 12/31/17 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 5, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.6) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, related to the MSC 2017-H1 securitization transaction, pursuant to which the Gateway Crossing Mortgage Loan was serviced from 06/08/17 to 12/31/17 (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Wells Fargo Bank, National Association, as Custodian

33.3 Wells Fargo Bank, National Association, as Master Servicer

33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.5 Park Bridge Lender Services LLC, as Operating Advisor

33.6 KeyBank National Association, as Primary Servicer

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 33.4)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.7)

33.13 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.8)

33.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 33.9)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.3)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.8)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 33.4)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 33.4)

33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 33.4)

33.21 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

33.22 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.21)

33.23 Rialto Capital Advisors, LLC, as Special Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 33.21)

33.24 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 33.2)

33.25 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

33.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 33.2)

33.27 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 33.2)

33.28 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Wells Fargo Bank, National Association, as Custodian

34.3 Wells Fargo Bank, National Association, as Master Servicer

34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.5 Park Bridge Lender Services LLC, as Operating Advisor

34.6 KeyBank National Association, as Primary Servicer

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 34.4)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.7)

34.13 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.8)

34.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17) (see Exhibit 34.9)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.3)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.8)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 34.4)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 34.4)

34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 34.4)

34.21 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

34.22 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.21)

34.23 Rialto Capital Advisors, LLC, as Special Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 34.21)

34.24 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 34.2)

34.25 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

34.26 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 34.2)

34.27 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 34.2)

34.28 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5 KeyBank National Association, as Primary Servicer

35.6 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced: Key Center Cleveland (from 5/11/17 to 12/31/17)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17)

35.11 Rialto Capital Advisors, LLC, as Special Servicer under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17)

35.12 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/31/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced: D.C. Office Portfolio (from 5/11/17 to 12/31/17) and Ralph's Food Warehouse Portfolio (from 5/11/17 to 12/31/17) (see Exhibit 35.2)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced: Gateway Crossing (from 6/8/17 to 12/31/17) (see Exhibit 35.2)

35.15 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS5 securitization, pursuant to which the following mortgage loans were serviced: Pentagon Center (from 5/11/17 to 5/30/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated May 4, 2017, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and KeyBank National Association (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.4) Agreement Between Note Holders, dated as of May 11, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Hyatt Regency loan combination (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.5) Co-Lender Agreement, dated as of March 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1 Holder and Initial Note A-2 Holder and Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, Morgan Stanley Bank, N.A., as Initial Note A-4 Holder, Morgan Stanley Bank, N.A., as Initial Note A-5 Holder and Morgan Stanley Bank, N.A., as Initial Note A-6 Holder, related to the Pentagon Center loan combination (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.6) Co-Lender Agreement, dated as of January 31, 2017, between Citi Real Estate Funding Inc., as Note A-1 Holder, Citi Real Estate Funding Inc., as Note A-4 Holder, Bank of America, N.A., as Note A-2 Holder and Note A-5 Holder and Deutsche Bank AG, New York Branch, as Note A-3 Holder and Note A-6 Holder, related to the Key Center loan combination (filed as Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.7) Agreement Between Note Holders, dated as of February 13, 2017, between Bank of America, N.A., as Initial Note A-1 Holder and Bank of America, N.A., as Initial Note A-2 Holder, related to the D.C. Office Portfolio loan combination (filed as Exhibit 99.7 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.8) Agreement Between Note Holders, dated as of April 13, 2017, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Ralph's Food Warehouse Portfolio loan combination (filed as Exhibit 99.8 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.9) Agreement Between Holders, dated as of May 11, 2017, between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder and Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, related to the Gateway Crossing loan combination (filed as Exhibit 99.9 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.10) Agreement Between NoteHolders, dated as of April 24, 2017, by and among KeyBank National Association, as Note A-1 Holder and KeyBank National Association, as Note A-2 Holder, related to the Tops Portfolio loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.11) Primary Servicing Agreement, dated as of May 1, 2017, by and between Wells Fargo Bank, National Association, as master servicer, and KeyBank National Association, as primary servicer (filed as Exhibit 99.11 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).