Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33
filed 2019-03-29
CIK 1702746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

New York	38‑4032096 38‑4032097 38‑7170562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

EXPLANATORY NOTES

The MSBAM 2017-C33 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the Pentagon Center mortgage loan, which is serviced pursuant to the GSMS 2017-GS6 pooling and servicing agreement attached hereto as Exhibit 4.4;

• the Key Center Cleveland mortgage loan, which is serviced pursuant to the CGCMT 2017-P7 pooling and servicing agreement attached hereto as Exhibit 4.2;

• the D.C. Office Portfolio mortgage loan and the Ralph's Food Warehouse Portfolio mortgage loan, which are serviced pursuant to the BANK 2017-BNK4 pooling and servicing agreement attached hereto as Exhibit 4.3; and

• the Gateway Crossing mortgage loan, which is serviced pursuant to the MSC 2017-H1 pooling and servicing agreement attached hereto as Exhibit 4.5.

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

• Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the master servicer under the GSMS 2017-GS6 pooling and servicing agreement, pursuant to which the Pentagon Center mortgage loan is currently serviced, and the master servicer under MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is currently serviced.  Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSBAM 2017-C33 master servicer, is not affiliated with any sponsor and services only the Pentagon Center mortgage loan and the Gateway Crossing mortgage loan, which collectively constitute more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as GSMS 2017-GS6 master servicer and MSC 2017-H1 master servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• LNR Partners, LLC, is the special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is serviced. Because LNR Partners, LLC is not the MSBAM 2017-C33 special servicer, is not affiliated with any sponsor and services only the Gateway Crossing mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSC 2017-H1 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• Deutsche Bank Trust Company Americas, is the custodian under the CGCMT 2017-P7 pooling and servicing agreement, pursuant to which the Key Center Cleveland mortgage loan is serviced.  Because Deutsche Bank Trust Company Americas is not the MSBAM 2017-C33 custodian, is not affiliated with any sponsor and services only the Key Center Cleveland mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Deutsche Bank Trust Company Americas, as CGCMT 2017-P7 custodian, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 1.8% of the mortgage pool for the reporting period.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”).  The suit was filed derivatively on behalf of the CIBC18 Trust.  The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers.  Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the motion to dismiss was granted.  The plaintiff certificateholder filed an appeal, and the appeal is pending. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain RMBS trusts.

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

(4.2) Pooling and Servicing Agreement, dated as of April 1, 2017, between Citigroup Commercial Mortgage Securities Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Citibank, N.A., as certificate administrator and custodian, Deutsche Bank Trust Company Americas, as trustee, and Park Bridge Lender Services LLC, as operating advisor and as asset representations reviewer, relating to the CGCMC 2017-P7 securitization transaction, pursuant to which the Key Center Cleveland Mortgage Loan is serviced (filed as Exhibit 4.3 to the registrant's Current Report on Form 8-K filed on May 12, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of April 1, 2017, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer and certificate administrator, Rialto Capital Advisors, LLC, as special servicer, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating the to the BANK 2017-BNK4 securitization transaction, pursuant to which the D.C. Office Portfolio Mortgage Loan and Ralph's Food Warehouse Portfolio Mortgage Loan are serviced (filed as Exhibit 4.4 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein), as amended pursuant to that certain Amendment No. 1 to Pooling and Servicing Agreement, dated as of June 18, 2018, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer Rialto Capital Advisors, LLC, special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer (filed as Exhibit 4.7 to the registrant's Current Report on Form 8-K filed on June 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of May 1, 2017, between GS Mortgage Securities Corporation II, as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer and special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, relating to the GSMS 2017-GS6 securitization transaction, pursuant to which the Pentagon Center Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on June 5, 2017 under SEC File No. 333-206582-07 and incorporated by reference herein).

(4.5) Pooling and Servicing Agreement, dated as of June 1, 2017, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and trustee, and Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, related to the MSC 2017-H1 securitization transaction, pursuant to which the Gateway Crossing Mortgage Loan is serviced (filed as Exhibit 4.6 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

33.6  KeyBank National Association, as Primary Servicer

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.13  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.17  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.18  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.20  Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18)

33.21  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.20)

33.22  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.23  Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18)

33.24  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  KeyBank National Association, as Primary Servicer

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.13  National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.17  National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.18  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.19  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.20  Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18)

34.21  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.20)

34.22  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.23  Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18)

34.24  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.25  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5  KeyBank National Association, as Primary Servicer

35.6  Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18)

35.8  Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 35.4)

35.9  Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/18 to 12/31/18)

35.10  Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18)

35.11  Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.12  Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/18 to 12/31/18) and Ralph's Food Warehouse Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

(99.10) Agreement Between Note Holders, dated as of April 24, 2017, by and among KeyBank National Association, as Note A-1 Holder and KeyBank National Association, as Note A-2 Holder, related to the Tops Portfolio loan combination (filed as Exhibit 99.10 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

Date:  March 29, 2019