Form 10-K
period 2020-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33
filed 2021-03-30
CIK 1702746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2020

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

  Yes X No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

  Not applicable.

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

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

• LNR Partners, LLC was, until May 6, 2020, the special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is serviced. Because LNR Partners, LLC is not the MSBAM 2017-C33 special servicer, is not affiliated with any sponsor and serviced only the Gateway Crossing mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSC 2017-H1 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

• Argentic Services Company LP is the current special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is serviced. On May 6, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2017-H1 pooling and servicing agreement and succeeded by Argentic Services Company LP. Because Argentic Services Company LP is not the MSBAM 2017-C33 special servicer, is not affiliated with any sponsor and services only the Gateway Crossing mortgage loan, which constitutes less than 5% of the mortgage pool, Argentic Services Company LP, as MSC 2017-H1 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 1.81% of the mortgage pool for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	Selected Financial Data.
Omitted.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as follows:

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches.  With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated May 12, 2017.

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

33.6 KeyBank National Association, as Primary Servicer

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 33.4)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 33.7)

33.13 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 33.8)

33.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 33.9)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.3)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.8)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/20 to 12/31/20) (See exhibit 33.4)

33.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 33.4)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20)

33.21 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.20)

33.22 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.23 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20)

33.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/20 to 12/31/20) (See exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6 KeyBank National Association, as Primary Servicer

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 34.4)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 34.7)

34.13 National Tax Search, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 34.8)

34.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 34.9)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.3)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.8)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/20 to 12/31/20) (See exhibit 34.4)

34.19 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 34.4)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20)

34.21 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.20)

34.22 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.23 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20)

34.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/20 to 12/31/20) (See exhibit 34.2)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.5 KeyBank National Association, as Primary Servicer

35.6 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20) (See exhibit 35.3)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.3)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 35.4)

35.9 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/20 to 12/31/20)

35.10 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.9)

35.11 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.12 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/20 to 12/31/20) and Ralph's Food Warehouse Portfolio (from 1/1/20 to 12/31/20) (See exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/20 to 12/31/20) (See exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

Date:  March 30, 2021