Form 10-K
period 2021-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33
filed 2022-03-29
CIK 1702746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

• LNR Partners, LLC, as special servicer with respect to the One Presidential mortgage loan under the MSC 2017-H1 pooling and servicing agreement, only has obligations in respect of the One Presidential mortgage loan securitized thereunder. Such party has no obligations with respect to the Gateway Crossing mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 2.0% of the mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the CGCMT 2017-P7 pooling and servicing agreement, pursuant to which the Key Center Cleveland mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC, National Tax Search, LLC and Berkadia Commercial Mortgage LLC, in each case as a servicing function participant in respect of the Key Center Cleveland mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the D.C. Office Portfolio and Ralph’s Food Warehouse Portfolio mortgage loans are serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the D.C. Office Portfolio and Ralph’s Food Warehouse Portfolio mortgage loans for the reporting period.

• On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.12, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018, and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing.  On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, all of plaintiffs’ claims were dismissed with prejudice.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment.  As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice.  Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.  On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss.  That appeal has been fully briefed.  On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order.  That appeal is being briefed.  On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021.  On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint.  On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts.  On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust.  Discovery is ongoing.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5 Wells Fargo Bank, National Association, as Master Servicer

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 KeyBank National Association, as Primary Servicer

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 33.6)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 33.5)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 33.9)

33.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 33.10)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.5)

33.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.9)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/21 to 12/31/21) (See exhibit 33.6)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 33.6)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.19)

33.21 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 11/1/21 to 12/31/21) (See exhibit 33.4)

33.23 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21)

33.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 11/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/21 to 12/31/21) (See exhibit 33.3)

33.27 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 11/1/21 to 12/31/21) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5 Wells Fargo Bank, National Association, as Master Servicer

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 KeyBank National Association, as Primary Servicer

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 34.6)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 34.5)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 34.9)

34.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 34.10)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.5)

34.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.9)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/21 to 12/31/21) (See exhibit 34.6)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 34.6)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.19)

34.21 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 11/1/21 to 12/31/21) (See exhibit 34.4)

34.23 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21)

34.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 11/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/21 to 12/31/21) (See exhibit 34.3)

34.27 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 11/1/21 to 12/31/21) (See exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.7 KeyBank National Association, as Primary Servicer

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 35.6)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21) (See exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.5)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/21 to 12/31/21) (See exhibit 35.6)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 35.6)

35.13 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/21 to 12/31/21)

35.14 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.13)

35.15 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 11/1/21 to 12/31/21) (See exhibit 35.4)

35.17 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 11/1/21 to 12/31/21) and Ralph's Food Warehouse Portfolio (from 1/1/21 to 12/31/21) (See exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/21 to 12/31/21) (See exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 11/1/21 to 12/31/21) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

(99.12) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-07 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 29, 2022