Form 10-K
period 2022-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33
filed 2023-03-28
CIK 1702746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

• Argentic Services Company LP is the current special servicer under the MSC 2017-H1 pooling and servicing agreement, pursuant to which the Gateway Crossing mortgage loan is serviced. On May 6, 2020, LNR Partners, LLC was replaced as special servicer under the MSC 2017-H1 pooling and servicing agreement (other than with respect to the One Presidential mortgage loan included in the MSC 2017-H1 mortgage pool) and succeeded by Argentic Services Company LP. On June 24, 2022, LNR Partners, LLC was replaced as special servicer under the MSC 2017-H1 pooling and servicing agreement with respect to the One Presidential mortgage loan  and succeeded by Argentic Services Company LP. Because Argentic Services Company LP is not the MSBAM 2017-C33 special servicer, is not affiliated with any sponsor and services only the Gateway Crossing mortgage loan, which constitutes less than 5% of the mortgage pool, Argentic Services Company LP, as MSC 2017-H1 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• LNR Partners, LLC, as special servicer with respect to the One Presidential mortgage loan under the MSC 2017-H1 pooling and servicing agreement until June 24, 2022, only had obligations in respect of the One Presidential mortgage loan securitized thereunder. Such party had no obligations with respect to the Gateway Crossing mortgage loan and therefore in such capacity does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of KeyBank National Association, as a sub-servicer in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC as a servicing function participant in respect of 2.1% of the mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the CGCMT 2017-P7 pooling and servicing agreement, pursuant to which the Key Center Cleveland mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and Berkadia Commercial Mortgage LLC, in each case as a servicing function participant in respect of the Key Center Cleveland mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the BANK 2017-BNK4 pooling and servicing agreement, pursuant to which the D.C. Office Portfolio and Ralph’s Food Warehouse Portfolio mortgage loans are serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the D.C. Office Portfolio and Ralph’s Food Warehouse Portfolio mortgage loans for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.”On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. On October 27, 2021, DBNTC and DBTCA filed a supplemental motion for summary judgment relating to plaintiffs’ standing. On February 8, 2022, the court issued an order in which it granted DBNTC and DBTCA’s supplemental motion for summary judgment, granted in part DBNTC and DBTCA’s initial motion for summary judgment, and denied plaintiffs’ motion for partial summary judgment. As a result of that order, all of plaintiffs’ claims were dismissed with prejudice. On March 10, 2022, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Second Circuit with respect to the court’s orders on the motions to dismiss and for summary judgment.

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

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. On November 10, 2022, the First Department granted DBNTC and DBTCA’s motion for leave to appeal to the Court of Appeals, and denied IKB’s separate motion for reargument and leave to appeal. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue (including all claims as to 5 trusts), leaving 17 trusts at issue. Discovery is ongoing.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that a material instance of noncompliance occurred, as described below:

KeyBank National Association (KeyBank) has identified the following material instance of noncompliance with servicing criteria 1122(d)(4)(ix) during the calendar year ended December 31, 2022, with respect to the Platform. The material instance of noncompliance does not relate to KeyBank’s performance under any pooling and servicing agreement applicable to the securitization transaction that is the subject of this Form 10-K.

1) Servicing Criteria impacted

1122(d)(4)(ix) –Adjustments to interest rates or rates of return for pool assets with variable rates are computed based on the related pool asset documents.

2) Material Instance of Noncompliance with Servicing Criteria

During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the Note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

3) Remediation

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

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

33.7 Park Bridge Lender Services LLC, as Operating Advisor

33.8 KeyBank National Association, as Primary Servicer

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 33.6)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 33.5)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 33.9)

33.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 33.10)

33.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.5)

33.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.9)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 33.6)

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 33.6)

33.19 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.19)

33.21 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.22 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 33.4)

33.23 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22)

33.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.4)

33.26 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.27 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.7 Park Bridge Lender Services LLC, as Operating Advisor

34.8 KeyBank National Association, as Primary Servicer

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 34.6)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 34.5)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 34.9)

34.14 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 34.10)

34.15 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.5)

34.16 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.9)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 34.6)

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 34.6)

34.19 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.19)

34.21 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.22 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 34.4)

34.23 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22)

34.24 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.4)

34.26 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.27 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 34.4)

(35). Servicer compliance statement.

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

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.7 KeyBank National Association, as Primary Servicer

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 35.6)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22) (See exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.5)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 35.6)

35.12 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 35.6)

35.13 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/22 to 12/31/22)

35.14 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.13)

35.15 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.16 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/22 to 12/31/22) (See exhibit 35.4)

35.17 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/22 to 12/31/22) and Ralph's Food Warehouse Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/22 to 12/31/22) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

Date:  March 27, 2023