Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2017-C33
filed 2026-03-24
CIK 1702746

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

• K-Star Asset Management LLC is the current special servicer under the GSMS 2017-GS6 pooling and servicing agreement pursuant to which the Pentagon Center mortgage loan is serviced.  On May 2, 2023, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the GSMS 2017-GS6 pooling and servicing agreement (other than with respect to the 1999 Avenue of the Stars mortgage loan included in the GSMS 2017-GS6 mortgage pool) and succeeded by K-Star Asset Management LLC. Because K-Star Asset Management LLC is not the MSBAM 2017-C33 special servicer, is not affiliated with any sponsor and services only the Pentagon Center mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, K-Star Asset Management LLC, as GSMS 2017-GS6 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123. Midland Loan Services, a Division of PNC Bank, National Association, in its capacity as special servicer with respect to the 1999 Avenue of the Stars mortgage loan under the GSMS 2017-GS6 pooling and servicing agreement, only has obligations in respect of such mortgage loan, has no obligations with respect to any mortgage loan included in the MSBAM 2017-C33 mortgage pool and therefore does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSBAM 2017-C33 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

• On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.12, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

• Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged CoreLogic Solutions, LLC to act as a servicing function participant with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged CoreLogic Solutions, LLC as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

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

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that Deutsche Bank National Trust Company (“DBNTC”) served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence; violation of the New York Streit Act (“Streit Act”); and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. On February 8, 2022, the court issued an order in which it granted in part DBNTC and DBTCA’s motion for summary judgment and denied plaintiffs’ motion for partial summary judgment. As a result of that order, many of plaintiffs’ claims and theories were dismissed with prejudice. On September 26, 2024, DBNTC and DBTCA filed a motion for summary judgment, which has been fully briefed.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA. The court denied the remainder of the motion to dismiss. IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed. On May 10, 2021, DBNTC and DBTCA filed a notice of appeal with the New York Supreme Court Appellate Division, First Department, regarding certain aspects of the court’s order on the motion to dismiss. On May 20, 2021, IKB filed a notice of cross appeal with respect to other aspects of that order. On August 30, 2022, the New York Supreme Court, Appellate Division, First Department affirmed in part and reversed in part the court’s order on the motion to dismiss. After DBNTC and DBTCA appealed the First Department’s decision, on June 15, 2023, the New York Court of Appeals reversed the First Department’s decision in part, dismissing certain additional contract claims, as well as IKB’s claims for breach of fiduciary duty and breach of duty to avoid conflicts of interest. On June 2, 2021, IKB filed a motion for re-argument regarding certain aspects of the court’s order on the motion to dismiss, which the court denied on August 3, 2021. On May 13, 2021, DBNTC and DBTCA filed an answer to the complaint. On October 28, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to seven additional trusts. On December 29, 2021, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to one additional trust. On April 22, 2022, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to 17 certificates at issue, including all claims as to 5 trusts. On February 28, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to two trusts, leaving 15 trusts at issue. On November 21, 2023, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to three trusts, leaving 12 trusts at issue. On November 14, 2024, DBNTC and DBTCA filed a motion for summary judgment. Also on November 14, 2024, IKB filed a motion for partial summary judgment. On August 11, 2025, the court granted in part and denied in part certain aspects of both motions. On October 20, 2025, the court resolved the remainder of both motions and dismissed certain additional claims. All parties have filed notices of appeal with respect to certain aspects of the court’s summary judgment orders.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s current evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated May 12, 2017.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSBAM 2017-C33 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Wells Fargo Bank, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3    Wells Fargo Bank, National Association, as Custodian

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    KeyBank National Association, as Primary Servicer

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant

33.11 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 33.7)

33.13 Trimont LLC, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 3/1/25 to 12/31/25) (See exhibit 33.5)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 2/28/25) (See exhibit 33.6)

33.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25) (See exhibit 33.10)

33.16 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25) (See exhibit 33.11)

33.17 Trimont LLC, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 3/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 3/1/25 to 12/31/25) (See exhibit 33.5)

33.18 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 2/28/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 2/28/25) (See exhibit 33.6)

33.19 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.10)

33.20 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 33.7)

33.21 K-Star Asset Management LLC, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25)

33.22 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25)

33.23 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.22)

33.24 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.25 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.26 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25)

33.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 33.4)

33.29 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 33.3)

33.30 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1    Wells Fargo Bank, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3    Wells Fargo Bank, National Association, as Custodian

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    KeyBank National Association, as Primary Servicer

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant

34.11 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.12 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 34.7)

34.13 Trimont LLC, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 3/1/25 to 12/31/25) (See exhibit 34.5)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 2/28/25) (See exhibit 34.6)

34.15 CoreLogic Solutions, LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25) (See exhibit 34.10)

34.16 Berkadia Commercial Mortgage LLC, as Servicing Function Participant under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25) (See exhibit 34.11)

34.17 Trimont LLC, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 3/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 3/1/25 to 12/31/25) (See exhibit 34.5)

34.18 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 2/28/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 2/28/25) (See exhibit 34.6)

34.19 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.10)

34.20 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 34.7)

34.21 K-Star Asset Management LLC, as Special Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25)

34.22 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25)

34.23 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.22)

34.24 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.25 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.26 Deutsche Bank Trust Company Americas, as Custodian under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25)

34.27 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.28 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 34.4)

34.29 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 34.3)

34.30 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 34.4)

(35). Servicer compliance statement.

35.1    Wells Fargo Bank, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7    Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.8    KeyBank National Association, as Primary Servicer

35.9    Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 35.7)

35.10 Trimont LLC, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 3/1/25 to 12/31/25) (See exhibit 35.5)

35.11 Wells Fargo Bank, National Association, as Master Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 2/28/25) (See exhibit 35.6)

35.12 Trimont LLC, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 3/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 3/1/25 to 12/31/25) (See exhibit 35.5)

35.13 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 2/28/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 2/28/25) (See exhibit 35.6)

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 35.7)

35.15 Rialto Capital Advisors, LLC, as Special Servicer under the CGCMT 2017-P7 securitization, pursuant to which the following mortgage loans were serviced by such party: Key Center Cleveland (from 1/1/25 to 12/31/25)

35.16 Rialto Capital Advisors, LLC, as Special Servicer under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.15)

35.17 Wells Fargo Bank, National Association, as Custodian under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.18 Computershare Trust Company, National Association, as Servicing Function Participant under the GSMS 2017-GS6 securitization, pursuant to which the following mortgage loans were serviced by such party: Pentagon Center (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.19 Wells Fargo Bank, National Association, as Custodian under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2017-BNK4 securitization, pursuant to which the following mortgage loans were serviced by such party: D.C. Office Portfolio (from 1/1/25 to 12/31/25) and Ralph's Food Warehouse Portfolio (from 1/1/25 to 12/31/25) (See exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2017-H1 securitization, pursuant to which the following mortgage loans were serviced by such party: Gateway Crossing (from 1/1/25 to 12/31/25) (See exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated May 4, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on January 25, 2018 under SEC File No. 333-206582-07 and incorporated by reference herein).

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

Date:  March 24, 2026